Form 10-K
period 2007-12-31
HSI Asset Loan Obligation Trust 2007-1
filed 2008-03-31
CIK 1400122

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-140923-02
                     -------------------

                 HSI Asset Loan Obligation Trust 2007-1
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


                 HSI Asset Securitization Corporation
-------------------------------------------------------------------------
          (Exact name of depositor as specified in its charter)


                 HSBC Bank USA, National Association
------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)


       New York                                   20-2592898
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)


c/o Citimortgage, Inc
4050 Regent Blvd
Regent - North Building
Irving, TX                                                 75063
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (469)-220-0916
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to Section 12(g) of the Act:   NONE.




Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           -------
Not Applicable.


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a "smaller reporting company". See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer
                        ----

Accelerated filer
                  ----

Non-accelerated filer  X  (Do not check if a smaller reporting company)
                      ----

Smaller reporting company
                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Not applicable.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Not applicable.



                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

   None.


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB



Item 1112(b) of Regulation AB. Significant Obligor Financial Information

No single obligor represents 10% or more of the pool assets held by the issuing entity.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Providers Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB.  Legal Proceedings.

Except as may be set forth immediately below, there are no known legal proceedings pending against any party specified in Item 1117 of Regulation AB, or of which any property of the foregoing is subject, or any proceedings known to be contemplated by governmental authorities against any of the foregoing, that are material to security holders.

American Home Mortgage Servicing, Inc. (the "Company") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware on August 6, 2007. AH Mortgage Acquisition Co., Inc., an entity formed by Wilbur L. Ross (the "Purchaser"), has entered into an agreement to acquire substantially all of the servicing assets of the Company. On November 15, 2007, the financial closing of the transaction, the Purchaser invested over $500 million in these servicing assets. The Company's management believes that the legal closing of the acquisition will occur during the second quarter of 2008. After the legal closing, the new servicing company will conduct business as AH Mortgage Acquisition Co., Inc. doing business as American Home Mortgage Servicing, Inc.

Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

The Information regarding this Item has been previously filed in a 424(b)(5) filing dated June 1, 2007.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.


The reports on assessment of compliance with the servicing criteria for asset -backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.


American Home Mortgage Servicing Inc.

1122(d)(2)(i) "With respect to servicing criterion 1122(d)(2)(i), certain obligor remittances were not deposited into the appropriate custodial bank accounts within two business days of receipt as required by the related transaction agreements. Payments on pool assets were not deposited into the appropriate custodial bank accounts within two business days of receipt as specified in the transaction documents for various securitizations serviced by the Company as a result of a unilateral bank decision by JPMorgan Chase Bank, N.A., the depository bank, to require a fully funded daily payment clearing bank account (called a "prefund status") between August 1, 2007, and December 20, 2007. This requirement added one day of delay to the funds transfer process during that period. The Company believes it is in compliance as of December 20, 2007."; and,

1122(d)(4)(iii) "With respect to servicing criterion 1122(d)(4)(iii), certain removals from the asset pool were not made within the timeframe required by the related transaction agreements. For one of the 75 securitizations the company serviced during 2007, the pooling and servicing agreement restricted the Company's ability to comply with that document while acting in the best interest of the trust. In particular, the pooling and servicing agreement for the transaction provided that the Company was required to charge-off any loans in the trust that were delinquent for 180 days, but did not provide for the simultaneous transfer of such loans to the depositor (or its designee). In January 2008, the pooling and servicing agreement for the transaction was amended to provide for such simultaneous transfer."


CitiBank, N.A.

1122(d)(2)(i) "With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited into the custodial bank accounts in accordance with the terms of the transaction documents...the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any other transaction party other than the company"; and,


1122(d)(3)(ii) "...With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors."


Item 1123 of Regulation AB.  Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

       (4.1) Pooling and Servicing Agreement, dated as of May 1, 2007, among HSI Asset Securitization Corporation, CitiMortgage, Inc., Citibank, N.A., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.1) Mortgage Loan Purchase Agreement dated as of May 1, 2007, between HSI Asset Securitization Corporation, and HSBC Bank USA, National Association (incorporated by reference to
               Exhibit 99.1 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.2) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and HSBC Mortgage Corporation (USA) and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.2 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.3) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation, American Home Mortgage Servicing, Inc., and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.3 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.4) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and GreenPoint Mortgage Funding, Inc., and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.5) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and Decision One Mortgage Company, LLC, and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.5 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.6) Reconstituted Servicing Agreement, dated as of May 1, 2007, by and among, HSBC Bank USA, National Association, HSI Asset Securitization Corporation and Wells Fargo Bank, N.A., as Servicer, and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.6 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

      (31)  Rule 13a-14(d)/15d-14(d) Certification.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citibank, N.A., as Securities Administrator
            (c) Citimortgage, Inc., as Master Servicer
            (d) HSBC Mortgage Corporation, as Servicer
            (e) Wells Fargo Bank, N.A., as Servicer
            (f) Wells Fargo Bank, N.A., as Custodian
            (g) First American Real Estate Solutions of Texas, L.P.,
                as Sub-Contractor for HSBC Mortgage Corporation


      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citibank, N.A., as Securities Administrator
            (c) Citimortgage, Inc., as Master Servicer
            (d) HSBC Mortgage Corporation, as Servicer
            (e) Wells Fargo Bank, N.A., as Servicer
            (f) Wells Fargo Bank, N.A., as Custodian
            (g) First American Real Estate Solutions of Texas, L.P.,
                as Sub-Contractor for HSBC Mortgage Corporation

      (35)  Servicer Compliance Statement.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citimortgage, Inc., as Master Servicer
            (c) HSBC Mortgage Corporation, as Servicer
            (d) Wells Fargo Bank, N.A., as Servicer



  (b) Not applicable

  (c) Omitted.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    HSI Asset Securitization Corporation
            -----------------------------------------------------------------

Signed:  Citimortgage Inc., as Master Servicer

By /s/ Tommy Harris
      -----------------------------------------------------
       Tommy Harris
       Senior Vice President
       (senior officer in charge of the servicing function of the master servicer)



Date   March 28, 2008
      -----------------------------------------------------


Exhibit Index

Exhibit No.

       (4.1) Pooling and Servicing Agreement, dated as of May 1, 2007, among HSI Asset Securitization Corporation, CitiMortgage, Inc., Citibank, N.A., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.1) Mortgage Loan Purchase Agreement dated as of May 1, 2007, between HSI Asset Securitization Corporation, and HSBC Bank USA, National Association (incorporated by reference to
               Exhibit 99.1 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.2) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and HSBC Mortgage Corporation (USA) and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.2 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15, 2007).

       (10.3) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation, American Home Mortgage Servicing, Inc., and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.3 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.4) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and GreenPoint Mortgage Funding, Inc., and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.5) Assignment, Assumption and Recognition Agreement, dated as of May 1, 2007, among HSBC Bank, National Association, HSI Asset Securitization Corporation and Decision One Mortgage Company, LLC, and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.5 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

       (10.6) Reconstituted Servicing Agreement, dated as of May 1, 2007, by and among, HSBC Bank USA, National Association, HSI Asset Securitization Corporation and Wells Fargo Bank, N.A., as Servicer, and acknowledged by CitiMortgage, Inc., as Master Servicer and Deutsche Bank National Trust Company as Trustee (incorporated by reference to Exhibit 99.6 to the Issuing Entity's Current Report on Form 8-K dated June 15, 2007 and filed with the Securities and Exchange Commission on June 15,
               2007).

      (31)  Rule 13a-14(d)/15d-14(d) Certification.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citibank, N.A., as Securities Administrator
            (c) Citimortgage, Inc., as Master Servicer
            (d) HSBC Mortgage Corporation, as Servicer
            (e) Wells Fargo Bank, N.A., as Servicer
            (f) Wells Fargo Bank, N.A., as Custodian
            (g) First American Real Estate Solutions of Texas, L.P.,
                as Sub-Contractor for HSBC Mortgage Corporation


      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citibank, N.A., as Securities Administrator
            (c) Citimortgage, Inc., as Master Servicer
            (d) HSBC Mortgage Corporation, as Servicer
            (e) Wells Fargo Bank, N.A., as Servicer
            (f) Wells Fargo Bank, N.A., as Custodian
            (g) First American Real Estate Solutions of Texas, L.P.,
                as Sub-Contractor for HSBC Mortgage Corporation

      (35)  Servicer Compliance Statement.
            (a) American Home Mortgage Servicing Inc., as Servicer
            (b) Citimortgage, Inc., as Master Servicer
            (c) HSBC Mortgage Corporation, as Servicer
            (d) Wells Fargo Bank, N.A., as Servicer